Form 10-K
period 2004-06-30
VALCAPX ACQUISITION CORP
filed 2004-12-09
CIK 1142056

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended  - June 30, 2002,2003,2004

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from

                         Commission file number 0-33121

                            VALCAPX ACQUISITION CORP.
                  (Name of Small Business Issuer in its charter)



                  Nevada                               95-4864172
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


       1522 W. Manchester Ave. Los Angeles, CA          90047
      (Address of principal executive offices)        (Zip Code)

      Issuer's telephone number: (323) 759-3920

      Securities registered under Section 12(b) of the Exchange Act:
                                None

      Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, $.0001 par value per share
                                    (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

			YES [  ]   NO [ X ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ ]

     State issuer's revenues for its most recent fiscal year. $ -0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $ -0-

     Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

 (ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     [   ] Yes [   ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,630,000 as of June 30, 2004.

                          Documents Incorporated by Reference

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

     Transitional Small Business Disclosure Format (Check one):
     Yes [   ]; No [ x ]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

     VALCAPX Acquisition Corp. (the "Company"), was incorporated on July 18, 2001 in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Articles of Incorporation, the Company is authorized to issue 25,000,000 shares of Common Stock at $.0001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held.

     The Company has been in the developmental stage since inception and has no operations to date. Other than the issuance of shares to its shareholders, the Company never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition.

     The Company became a reporting company in October, 2001 on a voluntary basis by filing a registration statement on Form 10-SB. The Company automatically becomes a reporting company 60 days after the filing of Form 10-SB. The purpose of filing Form 10-SB is because the primary attraction of the Company as a merger partner or acquisition vehicle is its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.


GENERAL BUSINESS PLAN

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.


     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Mark Rhynes, President of the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholder. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.


     The officers of the Company will rely primarily upon their own efforts in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. VCAX and Mark Rhynes, President of our Company agreed to pay all expenses until a business combination is effected, without repayment.

ACQUISITION OF OPPORTUNITIES

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).

     The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

IITEM 2. DESCRIPTION OF PROPERTY.

     The Company has no properties and has no agreements to acquire any properties. The Company currently uses the office space of Rhynes Tax Service at no cost.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the calendar year covered by this report to a vote of security holders.

                                PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)  Market Information.

     There is not market for the Company's securities.

(b)  Holders.

     As of July 30, 2004, there were approximately 60 holder of the Company's Common Stock.

(c)  Dividends.

     The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR
        PLAN OF OPERATION.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards. There have been no operations since incorporation.

Liquidity and Capital Resources.

     The Company has 4,630,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. The
Company has $-0- in cash as of July 30, 2004.

ITEM 7.  FINANCIAL STATEMENTS.

                                                              Page
     Report of Independent Auditors                           F-1
     Balance Sheet                                            F-2
     Statements of Operations					 F-3
     Statement of Changes in Stockholders' Equity		 F-4
     Statements of Cash Flows for the Years ended		 F-5
     Notes to Financial Statements                            F-6-7

                         REPORT OF INDEPENDENT AUDITORS

	CHOI, DOW, IAN, HONG & LEE, CPA's
JUNG GIL CHOI	A PROFESSIONAL CORPORATION
ERNEST E. DOW	3435 WILSHIRE BLVD., SUITE 1700
DANIEL S. IAN	LOS ANGELES, CALIFORNIA 90010
SUNG HA HONG	TELEPHONE: (213) 365-1700
PAUL YUH P. LEE	FAX: (213) 365-1726




To the Board of Directors
Valcapx Acquisition Corporation
1522 W. Manchester Ave.
Los Angeles, CA 90047-5424


We have audited the accompanying balance sheet of Valcapx Acquisition Corporation (a development stage company) as of June 30, 2004, 2003, and 2002 and the related statement of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2004, and for the period from June 18, 2001(date of inception) through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, such financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2004, 2003, and 2002, and the result of its operations, and its cash flows for each of the three years in the period ended June 30, 2004, and for the period from June 18, 2001 to June 30, 2004 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Choi, Dow, Ian, Hong & Lee, CPA's
Choi, Dow, Ian, Hong & Lee, CPA's
Certified Public Accountants

Los Angeles, California
December 2, 2004

                           VALCAPX Acquisition Corp.
                        (A Development Stage Company)
                                Balance Sheet
                        As Of June 30, 2004,2003,2002


						2004		2003		2002
Assets

Current assets:
     Cash			          	$   - 		$   -		$   -
						--------	---------	---------
	Total current assets   		$   -		$   -		$   -
						========	=========	==========


Liabilities and Stockholders' Equity

    Liability:
            Loan from shareholder            $    700		$    700	$    700

Stockholders' equity:

Common stock, $.0001 par value,
   25,000,000 shares authorized,
   4,630,000 shares issued and                    463		     463	     463
   outstanding, respectively
   Deficit accumulated during 		         (1,163)         (1,163)      (1,163)
Development stage                   		---------	---------	-------
     Total liabilities and stockholders' equity $   -        $      -	$    -
                                              ========       =========	========





          Read the accompanying notes to the financial statements.

                         VALCAPX Acquisition Corp.
                       (A Development Stage Company)
                         Statements of Operations
             For the Years Ended June 30, 2004,2003,2002
      the Period From Inception (June 18,2002) to June 30, 2004

							      Inception to
                                                           June30, 2004
                                2004	     2003	2002

Revenue                         $  -       $   -    	$ -

Expenses

	Amortization		     -          -        -	    8
	Legal Fees					455	  455
	Professional Fees				700	  700

Total Expenses			     - 		-      1,155    1,163
				---------    ------   -------  ----------
Net Loss			     -         -     (1,155)  (1,163)

Deficit accumulated during
The development stage,beginning  (1,163)     (1,163)    (8)       -

Deficit accumulated during
The development stage,ending	$ (1,163)    $(1,163) $(1,163) $(1,163)
				========     ======== ======== ========
Per Share Information

Weighted average numbers of
Common shares outstanding     4,630,000    4,630,000 4,630,000

(Loss) per share	 	$   -       $    -     $   -
				========    ========   =========




            Read the accompanying notes to the financial statements.

                         VALCAPX Acquisition Corp.
                       (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity
           For the Years Ended June 30,2004,2003, AND 2002, AND
       The period From June 18,2001(Date of Inception) to June 30,2004

	Common Stock
     -----------------
		    Number of			Accumulated   Stockholders
		     Shares	Amount		Deficit		Equity
		   ---------	--------	----------	----------
Inception (June 18,2001)    -        $      -            $         -        $       -
Issuance of common stock 4,630,000         463                     -               463
Net Loss                                    -                     (8)               (8)

Balance at June 30,2001  4,630,000         463                    (8)             (455)
Net Loss                                    -                 (1,155)           (1,155)

Balance at June 30,2002  4,630,000	     463                (1,163)             (700)
Net Loss				      -			-	        -

Balance at June 30,2003  4,630,000	     463                (1,163)             (700)
Net Loss                                    -                      -                 -

Balance at June 30,2004  4,630,000   $     463          $     (1,163)        $    (700)
		      =========	==========          ============        ===========




          Read the accompanying notes to the financial statements.

                           VALCAPX Acquisition Corp.
                         (A Development Stage Company)
                           Statements of Cash Flows
               For the Years Ended December 30, 2004,2003,AND 2002,AND the period From June 18,2001 (Date of Inception) To June 30,2004

                                                             Inception
								To June 30
                        Years Ended June 30
                    ---------------------------------------------------
                         2004           2003            2002
                        ------         ------          ------

Cash flows from
Operating activities:

   Net income(loss)      $   -            $    -            $(1,155)  $(1,163)
   Adjustment to
   Reconcile net income
   To net cash provided by
   Operating activities:
      Amortization expense   -                 -                -           8
      Legal fees             -                 -                455       455
                         ---------        ---------       --------    -------

   Net cash flow from operating               -               (700)      (700)
   Activities

Cash flows from investing
activities:
      Organization Cost      -                -                 -        (463)
   Net cash flow from investing
   Activities                -                -                 -        (463)

Cash flows from financing activities:
   Cash provided by shareholders              -                 -         463
   Cash paid for expenses by a
   Shareholder               -                -                700        700
                         ---------         ---------         -------   --------
   Net cash flow from financing
   Activities                -                -                700       1,163
                         ---------         ---------         -------   --------
Net change in cash and
cash equivalent              -                -                 -          -

Cash and cash equivalents
at beginning                 -                -                 -          -
                         --------          ----------        --------  --------

Cash and cash equivalents
at ending               $    -                -                 -          -
                        =========          ===========       ========  ========

Supplemental Information:
During the period from June 18,2001 to June,2004 the Company paid no cash for interest or income taxes.







          Read the accompanying notes to the financial statements.

                            VALCAPX Acquisition Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the years ended June 30,2004,2003,and 2002 and the cumulative period From June 18,2001 (date of incorporation) to June 30,2004

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

A.	ORGANIZATION

Valcapx Acquisition Corporation (the "Company") is currently a development stage company under the provisions of the Financial accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO.7. The Company was incorporated under the laws of the state of Nevada on June 18, 2001. The Company had no significant business activity to date.

B.	BASIS OF PRESENTATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the Company has not established a source of revenue. This factor raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence. It is management's objective to seek additional capital through a merger with an existing operating company. In the interim, management is committed to meeting the Company's minimal operating expenses.

C.	USE OF ESTIMATES

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual result could differ from those estimates.

D.	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of cash and other highly liquid debt instruments with an original maturity of less than three months.

E.	NET LOSS PER SHARE

Net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during each period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share"(SFAS
128).

F.	COMPREHENSIVE INCOME


                            VALCAPX Acquisition Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the years ended June 30,2004,2003,and 2002 and the cumulative period From June 18,2001 (date of incorporation) to June 30,2004
                          (Continued)

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

G.	ORGANIZATION COST

Costs to incorporate the Company were originally capitalized to be amortized over a sixty -month period. With the adoption of SOP 98-5, the unamortized portion of these costs was written off to expense during the year ended June 30, 2002.


NOTE 3. CASH

The Company has no bank accounts at this time.


NOTE 3. STOCKHOLDERS' EQUITY

Total number of shares authorized at the inception is 25,000,000 shares. In June 2001, the Company issued 4,630,000 shares of stock with $.0001 par value in exchange for the organization costs paid by the shareholders.


NOTE 4. RELATED PARTY TRANSACITON

An individual, a majority shareholder of the Company, is owed for expenses incurred on behalf of the Company during the period in the amount of $700.






                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

     The following table sets forth certain information concerning each of the Company's directors and executive officers:

     Name           Age       Position
     Mark H. Rhynes     41    Chairman of the Board, President, Chief
                              Executive Officer, and Treasurer

     As of June 30, 2004, there were no agreements or understandings for the officer or director to resign at the request of another person.

     Mark Rhynes has served as President, Chief Executive Officer, Treasurer and a Director of the Company since June 18, 2001. Mr. Rhynes is President and Director and may hold or held other positions with other companies.

Mr. Rhynes is the President and CEO and Chairman of Globalex Microcap Fund Inc. since its inception. Mr. Rhynes is President of VCAX capital Corporation, he has held this position since June 2001. Mr. Rhynes was president and CEO of Globalsoft Acquisitions Group from February 2001 to August 2001. Mr Rhynes has over 10 years of professional experience in the securities industry and is currently President, CEO and compliance officer of Herman, Alexis & Co., Inc., a registered NASD member brokerage firm. Mr. Rhynes has held these positions with Herman,Alexis & Co., Inc since 1998. From August 1990 to August 1992, Mr. Rhynes held an entertainment accounting position with MGM/UA studios in Culver City California. From August 1992 to October 1993, Mr. Rhynes was a self employed music production manager with Illustrious Management. From October 1993 to May 1998, Mr. Rhynes was employed as a Registered Representative with various NASD securities firms. Mr. Rhynes is an interviewer and tax preparer for Rhynes Tax Service, a tax filing service center, since January 1983. Mr. Rhynes is a Director of Toffee Sensations Inc., a candy company, since August 2001 Mr. Rhynes received a Bachelor of Arts Degree in Economics from the University of California at Irvine in 1990.
CONFLICTS OF INTEREST

     Members of the Company's management is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in Mark Rhynes acting as officer and director of the Company. Insofar as the officer and director is engaged in other business activities, management anticipates it will devote only a minor amount of time to the Company's affairs.

     The officer and director of the Company is and may in the future become shareholder, officer or director of other companies which may be formed for the purpose of engaging in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individual acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individual in the performance of his duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.


     Mark Rhynes, President of the Company may be compensated in form of shares of common stock of the Company upon completion of an acquisition or merger. It is possible that such compensation may become a factor in negotiations and present conflict of interest. Mark Rhynes will use his best efforts to resolve equitably any conflicts that might result during negotiations for an acquisition or merger.

     There are no agreements or understandings for Mark Rhynes to resign at the request of another person and that Mark Rhynes is not acting on behalf of or will act at the direction of any other person except at the time of the merger or acquisition and at the request of the controlling persons of the acquisition or merger candidate. The Company expects that the controlling persons of the acquisition or merger candidate will ask all of the current Officers and Directors to resign at the time of the acquisition or merger because they will become controlling persons of the Company.


INDEMNIFICATION OF DIRECTORS AND OFFICERS.

     The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The Board of Directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE COMPANY FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.


ITEM 10. EXECUTIVE COMPENSATION.

     None of the Company's current officers or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officer or directors. Further, none of the officer or directors are accruing any compensation pursuant to any agreement with the Company.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. The amount of such finder's fee cannot be determined as of the date of this statement, but is expected to be comparable to consideration normally paid in like transactions.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

PRINCIPLE STOCKHOLDERS

     The following table sets forth certain information as of June 30, 2004 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

                                      Number of              Percentage
of
Name and Address                      Shares Owned           Shares
owned
---------------------------------     ------------------     ----------

VACX Capital Corporation (1)            4,560,000              98.5%
633 West 5th Street Floor 28
Los Angeles, CA  90071

Mark H. Rhynes (2)                      4,560,000              98.5%
1522 W. Manchester Ave.
Los Angeles, CA  90047

All Executive Officers and
Directors as a Group (1 Person)         4,560,000              98.5%


      (1) Mr. Rhynes is the controlling shareholder and sole director and officer of VACX Capital Corporation. VACX Capital
Corporation serves as a marketing and consulting firm. VACX Capital Corporation has agreed to provide certain assistance to the Company in locating potential target companies, and to pay all costs of the Company until a business combination, without reimbursement


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

		(a)  Exhibits.

(3.1)       Articles of Incorporation as filed with the Form
            10-SB Registration Statement on June 18, 2001.

(3.2)       Bylaws of the Company as filed with the Form
            10-SB Registration Statement on June 18, 2001.

(b)	Reports on Form 8-K.

Exhibit 3.1

ARTICLES OF INCORPORATION

OF
VALCAPX ACQUISTION CORPORATION


FIRST:	The name of this corporation is:

VALCAPX ACQUISITION CORPORATION


SECOND:   The address of the corporation's  initial resident agent
is located at 502 East John Street, Carson City, Nevada, 89706. The name of its resident agent is CSC Services of Nevada, Inc. at the above address.



THIRD: The nature of the business or objectives or purposes proposed may be organized under the General Corporation Law of the State of Nevada.

FOURTH: The total authorized capital stock of the corporation is 25,000,000 shares with a par value of $0.0001 each.

FIFTH: The governing board of this corporation shall be known as directors, and the number of directors may from time to time be increased or decreased in such manner as shall be provided in the by-laws of this corporation, provided that the number of directors shall not be reduced less than on unless there is less than one stockholder.

The name and post office address of the first board of directors, which shall be two in number, is as follows:

NAME				POST OFFICE ADDRESS

Mark Herman Rhynes	     1522 West Manchester Avenue
				Los Angeles, CA  90047


SIXTH: The capital stock, after the amount of the subscription price, or par value, has been paid in, shall not be subject to assessment to pay the debts or the corporation.

SEVENTH: The name and post office address of the incorporator signing the articles of incorporation is as follows:

NAME				POST OFFICE ADDRESS

B. Gould			502 East John Street

Carson City, NV  89706

EIGHTH:  The corporation is to have perpetual existence.

NINTH: In furtherance and not in limitation of the powers conferred by statute, the board of directors is expressly authorized, subject to the by-laws, if any, adopted by the shareholders, to make, alter or amend the by-laws of the corporation.

TENTH:   Meetings of stockholders may be held outside of the State
of Nevada at such place or places as may be designated from time to time by the board of directors or in the by-laws of the corporation.

ELEVENTH: This corporation reserves the right to amend, alter, change of repeal any provisions contained in the articles of incorporation, in the manner now or hereafter prescribed, and all rights conferred upon stockholders herein are granted subject to this reservation.

I, THE UNDERSIGNED, being the sole incorporator herein before named for the purpose of forming a corporation pursuant to the General
Corporation Law of the State of Nevada, do make and file these articles of incorporation, hereby declaring and certifying that the facts herein stated are true, and accordingly have hereunto set my hand this eighteenth day of June, A.D. 2001.

/s/ B. Gould
---------------
Incorporator




CERTIFICATE OF ACCEPTANCE
OF
APPOINTMENT OF RESIDENT AGENT
OF
VALCAPX ACQUISITION CORPORATION

I, B. Gould, Authorized Representative, on behalf of CSC Services of Nevada, Inc. hereby accepts appointment as Resident Agent of the above-named corporation.


/s/ B. Gould
-------------------------				June 18, 2001
Authorized Representative


EXHIBIT 3.2


                    VALCAPX ACQUISITION CORPORATION

                               BY-LAWS

                              ARTICLE I

                           The Stockholders

 	SECTION 1.1. ANNUAL MEETING. The annual meeting of the stockholders of ValCapX Acquisition Corporation (the "Corporation") shall be held on the First Thursday in February of each year at 10:30 a.m. local time, or at such other date or time as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting, for the election of directors and for the transaction of such other business as may come before the meeting.

 	SECTION 1.2. SPECIAL MEETINGS. A special meeting of the stockholders may be called at any time by the written resolution or request of two-thirds or more of the members of the Board of Directors, the president, or any executive vice president and shall be called upon the written request of the holders of two-thirds or more in amount, of each class or series of the capital stock of the Corporation entitled to vote at such meeting on the matters(s) that are the subject of the proposed meeting, such written request in each case to specify the purpose or purposes for which such meeting shall be called, and with respect to stockholder proposals, shall further comply with the requirements of this Article.

 	SECTION 1.3. NOTICE OF MEETINGS. Written notice of each meeting of stockholders, whether annual or special, stating the date, hour and place where it is to be held, shall be served either personally or by mail, not less than fifteen nor more than sixty days before the meeting, upon each stockholder of record entitled to vote at such meeting, and to any other stockholder to whom the giving of notice may be required by law. Notice of a special meeting shall also state the purpose or purposes for which the meeting is called and shall indicate that it is being issued by, or at the direction of, the person or persons calling the meeting. If, at any meeting, action is proposed to be taken that would, if taken, entitle stockholders to receive payment for their stock, the notice of such meeting shall include a statement of that purpose and to that effect. If mailed, notice shall be deemed to be delivered when deposited in the United States mail or with any private express mail service, postage or delivery fee prepaid, and shall be directed to each such stockholder at his address, as it appears on the records of the stockholders of the Corporation, unless he shall have previously filed with the secretary of the Corporation a written request that notices intended for him be mailed to some other address, in which case, it shall be mailed to the address designated in such request.

 	SECTION 1.4. FIXING DATE OF RECORD. (a) In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders, or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than sixty nor less than ten days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of, or to vote at, a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of, or to vote at, a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

       (b) In order that the Corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting (to the extent that such action by written consent is permitted by law, the Articles of Incorporation or these By-Laws), the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than ten days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. If no record date has been fixed by the Board of

Directors, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation by delivery to its registered office in its state of incorporation, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

       (c) In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

 	SECTION 1.5. INSPECTORS. At each meeting of the stockholders, the polls shall be opened and closed and the proxies and ballots shall be received and be taken in charge. All questions touching on the qualification of voters and the validity of proxies and the acceptance or rejection of votes, shall be decided by one or more inspectors. Such inspectors shall be appointed by the Board of Directors before or at the meeting, or, if no such appointment shall have been made, then by the presiding officer at the meeting. If for any reason any of the inspectors previously appointed shall fail to attend or refuse or be unable to serve, inspectors in place of any so failing to attend or refusing or unable to serve shall be appointed in like manner.

 	SECTION 1.6. QUORUM. At any meeting of the stockholders, the holders of a majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum of the stockholders for all purposes, unless the representation of a larger number shall be required by law, and, in that case, the representation of the number so required shall constitute a quorum.

If the holders of the amount of stock necessary to constitute a quorum shall fail to attend in person or by proxy at the time and place fixed in accordance with these By-Laws for an annual or special meeting, a majority in interest of the stockholders present in person or by proxy may adjourn, from time to time, without notice other than by announcement at the meeting, until holders of the amount of stock requisite to constitute a quorum shall attend. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting as originally notified.

 	SECTION 1.7. BUSINESS. The chairman of the Board, if any, the president, or in his absence the vice-chairman, if any, or an executive vice president, in the order named, shall call meetings of the stockholders to order, and shall act as chairman of such meeting; provided, however, that the Board of Directors or executive committee may appoint any stockholder to act as chairman of any meeting in the absence of the chairman of the Board. The secretary of the Corporation shall act as secretary at all meetings of the stockholders, but in the absence of the secretary at any meeting of the stockholders, the presiding officer may appoint any person to act as secretary of the meeting.

 	SECTION 1.8. STOCKHOLDER PROPOSALS. No proposal by a stockholder shall be presented for vote at a special or annual meeting of stockholders unless such stockholder shall, not later than the close of business on the fifth day following the date on which notice of the meeting is first given to stockholders, provide the Board of Directors or the secretary of the Corporation with written notice of intention to present a proposal for action at the forthcoming meeting of stockholders, which notice shall include the name and address of such stockholder, the number of voting securities that he holds of record and that he holds beneficially, the text of the proposal to be presented to the meeting and a statement in support of the proposal.

Any stockholder who was a stockholder of record on the applicable record date may make any other proposal at an annual meeting or special meeting of stockholders and the same may be discussed and considered, but unless stated in writing and filed with the Board of Directors or the secretary prior to the date set forth herein above, such proposal shall be laid over for action at an adjourned, special, or annual meeting of the stockholders taking place sixty days or more thereafter. This provision shall not prevent the consideration and approval or disapproval at the annual meeting of reports of officers, directors, and committees, but in connection with such reports, no new business proposed by a stockholder, shall be acted upon at such annual meeting unless stated and filed as herein provided.

Notwithstanding any other provision of these By-Laws, the Corporation shall be under no obligation to include any stockholder proposal in its proxy statement materials or otherwise present any such proposal to stockholders at a special or annual meeting of stockholders if the Board of Directors reasonably believes the proponents thereof have not complied with Sections 13 or 14 of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder; nor shall the Corporation be required to include any stockholder proposal not required to be included in its proxy materials to stockholders in accordance with any such section, rule or regulation.

 	SECTION 1.9. PROXIES. At all meetings of stockholders, a stockholder entitled to vote may vote either in person or by proxy executed in writing by the stockholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the secretary before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

       SECTION 1.10. VOTING BY BALLOT. The votes for directors, and upon the demand of any stockholder or when required by law, the votes upon any question before the meeting, shall be by ballot.

	SECTION 1.11. VOTING LISTS. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares of stock registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder who is present.

 	SECTION 1.12. PLACE OF MEETING. The Board of Directors may designate any place, either within or without the state of incorporation, as the place of meeting for any annual meeting or any special meeting called by the Board of Directors. If no designation is made or if a special meeting is otherwise called, the place of meeting shall be the principal office of the Corporation.

	SECTION 1.13. VOTING OF STOCK OF CERTAIN HOLDERS. Shares of capital stock of the Corporation standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent, or proxy as the by-laws of such corporation may prescribe, or in the absence of such provision, as the board of directors of such corporation may determine.

Shares of capital stock of the Corporation standing in the name of a deceased person, a minor ward or an incompetent person may be voted by his administrator, executor, court-appointed guardian or conservator, either in person or by proxy, without a transfer of such stock into the name of such administrator, executor, court-appointed guardian or conservator. Shares of capital stock of the Corporation standing in the name of a trustee may be voted by him, either in person or by proxy.

Shares of capital stock of the Corporation standing in the name of a receiver may be voted, either in person or by proxy, by such receiver, and stock held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority to do so is contained in any appropriate order of the court by which such receiver was appointed.

A stockholder whose stock is pledged shall be entitled to vote such stock, either in person or by proxy, until the stock has been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote, either in person or by proxy, the stock so transferred.

Shares of its own capital stock belonging to this Corporation shall not be voted, directly or indirectly, at any meeting and shall not be counted in determining the total number of outstanding stock at any given time, but shares of its own stock held by it in a fiduciary capacity may be voted and shall be counted in determining the total number of outstanding stock at any given time.

                              ARTICLE II

			Board of Directors

	SECTION 2.1. GENERAL POWERS. The business, affairs, and the property of the Corporation shall be managed and controlled by the Board of Directors (the "Board"), and, except as otherwise expressly provided by law, the Articles of Incorporation or these By-Laws, all of the powers of the Corporation shall be vested in the Board.

       SECTION 2.2. NUMBER OF DIRECTORS. The number of directors which shall constitute the whole Board shall be not fewer than one nor more than five. Within the limits above specified, the number of directors shall be determined by the Board of Directors pursuant to a resolution adopted by a majority of the directors then in office.

       SECTION 2.3. ELECTION, TERM AND REMOVAL. Directors shall be elected at the annual meeting of stockholders to succeed those directors whose terms have expired. Each director shall hold office for the term for which elected and until his or her successor shall be elected and qualified. Directors need not be stockholders. A director may be removed from office at a meeting expressly called for that purpose by the vote of not less than a majority of the outstanding capital stock entitled to vote at an election of directors.

 	SECTION 2.4. VACANCIES. Vacancies in the Board of Directors, including vacancies resulting from an increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining directors then in office, though less than a quorum; except that vacancies resulting from removal from office by a vote of the stockholders may be filled by the stockholders at the same meeting at which such removal occurs provided that the holders of not less than a majority of the outstanding capital stock of the Corporation (assessed upon the basis of votes and not on the basis of number of shares) entitled to vote for the election of directors, voting together as a single class, shall vote for each replacement director. All directors elected to fill vacancies shall hold office for a term expiring at the time of the next annual meeting of stockholders and upon election and qualification of his successor. No decrease in the number of directors constituting the Board of Directors shall shorten the term of an incumbent director.

       SECTION 2.5. RESIGNATIONS. Any director of the Corporation may resign at any time by giving written notice to the president or to the secretary of the Corporation. The resignation of any director shall take effect at the time specified therein and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

 	SECTION 2.6. PLACE OF MEETINGS, ETC. The Board of Directors may hold its meetings, and may have an office and keep the books of the Corporation (except as otherwise may be provided for by law), in such place or places in or outside the state of incorporation as the Board from time to time may determine.

 	SECTION 2.7. REGULAR MEETINGS. Regular meetings of the Board of Directors shall be held as soon as practicable after adjournment of the annual meeting of stockholders at such time and place as the Board of Directors may fix. No notice shall be required for any such regular meeting of the Board.

 	SECTION 2.8. SPECIAL MEETINGS. Special meetings of the Board of Directors shall be held at places and times fixed by resolution of the Board of Directors, or upon call of the chairman of the Board, if any, or vice-chairman of the Board, if any, the president, an executive vice president or two-thirds of the directors then in office.

The secretary or officer performing the secretary's duties shall give not less than twenty-four hours' notice by letter, telegraph or telephone (or in person) of all special meetings of the Board of Directors, provided that notice need not given of the annual meeting or of regular meetings held at times and places fixed by resolution of the Board. Meetings may be held at any time without notice if all of the directors are present, or if those not present waive notice in writing either before or after the meeting. The notice of meetings of the Board need not state the purpose of the meeting.

 	SECTION 2.9. PARTICIPATION BY CONFERENCE TELEPHONE. Members of the Board of Directors of the Corporation, or any committee thereof, may participate in a regular or special or any other meeting of the Board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation shall constitute presence in person at such meeting.

       SECTION 2.10. ACTION BY WRITTEN CONSENT. Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if prior or subsequent to such action all the members of the Board or such committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of the Board or committee.

       SECTION 2.11. QUORUM. A majority of the total number of directors then in office shall constitute a quorum for the transaction of business; but if at any meeting of the Board there be less than a quorum present, a majority of those present may adjourn the meeting from time to time.

 	SECTION 2.12. BUSINESS. Business shall be transacted at meetings of the Board of Directors in such order as the Board may determine. At all meetings of the Board of Directors, the chairman of the Board, if any, the president, or in his absence the vice-chairman, if any, or an executive vice president, in the order named, shall preside.

 	SECTION 2.13. INTEREST OF DIRECTORS IN CONTRACTS. (a) No contract or transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of the Corporation's directors or officers, are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board or committee which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if:

       (1) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

       (2) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

       (3) The contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee of the Board of Directors or the stockholders.

       (b) Interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

 SECTION 2.14.  COMPENSATION OF DIRECTORS.  Each director of the
Corporation who is not a salaried officer or employee of the Corporation, or of a subsidiary of the Corporation, shall receive such allowances for serving as a director and such fees for attendance at meetings of the Board of Directors or the executive committee or any other committee appointed by the Board as the Board may from time to time determine.

       SECTION 2.15. LOANS TO OFFICERS OR EMPLOYEES. The Board of Directors may lend money to, guarantee any obligation of, or otherwise assist, any officer or other employee of the Corporation or of any subsidiary, whether or not such officer or employee is also a director of the Corporation, whenever, in the judgment of the directors, such loan, guarantee, or assistance may reasonably be expected to benefit the Corporation; provided, however, that any such loan, guarantee, or other assistance given to an officer or employee who is also a director of the Corporation must be authorized by a majority of the entire Board of Directors. Any such loan, guarantee, or other assistance may be made with or without interest and may be unsecured or secured in such manner as the Board of Directors shall approve, including, but not limited to, a pledge of shares of the Corporation, and may be made upon such other terms and conditions as the Board of Directors may determine.

 	SECTION 2.16. NOMINATION. Subject to the rights of holders of any class or series of stock having a preference over the common stock as to dividends or upon liquidation, nominations for the election of directors may be made by the Board of Directors or by any stockholder entitled to vote in the election of directors generally. However, any stockholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such stockholder's intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the secretary of the Corporation not later than (i) with respect to an election to be held at an annual meeting of stockholders, the close of business on the last day of the eighth month after the immediately preceding annual meeting of stockholders, and (ii) with respect to an election to be held at a special meeting of stockholders for the election of directors, the close of business on the fifth day following the date on which notice of such meeting is first given to stockholders. Each such notice shall set forth: (a) the name and address of the stockholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder; (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated, by the Board of Directors, and; (e) the consent of each nominee to serve as a director of the Corporation if so elected. The presiding officer at the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.

                             ARTICLE III

                              Committees

       SECTION 3.1. COMMITTEES. The Board of Directors, by resolution adopted by a majority of the number of directors then fixed by these By-Laws or resolution thereto, may establish such standing or special committees of the Board as it may deem advisable, and the members, terms, and authority of such committees shall be set forth in the resolutions establishing such committee.


	SECTION 3.2. EXECUTIVE COMMITTEE NUMBER AND TERM OF OFFICE. The Board of Directors may, at any meeting, by majority vote of the Board of Directors, elect from the directors an executive committee. The executive committee shall consist of such number of members as may be fixed from time to time by resolution of the Board of Directors. The Board of Directors may designate a chairman of the committee who shall preside at all meetings thereof, and the committee shall designate a member thereof to preside in the absence of the chairman.

 	SECTION 3.3. EXECUTIVE COMMITTEE POWERS. The executive committee may, while the Board of Directors is not in session, exercise all or any of the powers of the Board of Directors in all cases in which specific directions shall not have been given by the Board of Directors; except that the executive committee shall not have the power or authority of the Board of Directors to (i) amend the Articles of Incorporation or the By-Laws of the Corporation, (ii) fill vacancies on the Board of Directors, (iii) adopt an agreement or certification of ownership, merger or consolidation, (iv) recommend to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, or a dissolution of the Corporation or a revocation of a dissolution, (v) declare a dividend, or (vi) authorize the issuance of stock.

 	SECTION 3.4. EXECUTIVE COMMITTEE MEETINGS. Regular and special meetings of the executive committee may be called and held subject to the same requirements with respect to time, place and notice as are specified in these By-Laws for regular and special meetings of the Board of Directors. Special meetings of the executive committee may be called by any member thereof. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special or regular meeting of the executive meeting if a quorum is present. At any meeting at which every member of the executive committee shall be present, in person or by telephone, even though without any notice, any business may be transacted. All action by the executive committee shall be reported to the Board of Directors at its meeting next succeeding such action.

 The executive committee shall fix its own rules of procedure, and shall meet where and as provided by such rules or by resolution of the Board of Directors, but in every case the presence of a majority of the total number of members of the executive committee shall be necessary to constitute a quorum. In every case, the affirmative vote of a quorum shall be necessary for the adoption of any resolution.

 	SECTION 3.5. EXECUTIVE COMMITTEE VACANCIES.  The Board of
Directors, by majority vote of the Board of Directors then in office, shall fill vacancies in the executive committee by election from the directors.


                              ARTICLE IV



	                The Officers

 	SECTION 4.1. NUMBER AND TERM OF OFFICE. The officers of the Corporation shall consist of, as the Board of Directors may determine and appoint from time to time, a chief executive officer, a president, one or more executive vice-presidents, a secretary, a treasurer, a controller, and/or such other officers as may from time to time be elected or appointed by the Board of Directors, including such additional vice-presidents with such designations, if any, as may be determined by the Board of Directors and such assistant secretaries and assistant treasurers. In addition, the Board of Directors may elect a chairman of the Board and may also elect a vice-chairman as officers of the Corporation. Any two or more offices may be held by the same person. In its discretion, the Board of Directors may leave unfilled any office except as may be required by law.

 The officers of the Corporation shall be elected or appointed from time to time by the Board of Directors. Each officer shall hold office until his successor shall have been duly elected or appointed or until his death or until he shall resign or shall have been removed by the Board of Directors.

Each of the salaried officers of the Corporation shall devote his entire time, skill and energy to the business of the Corporation, unless the contrary is expressly consented to by the Board of Directors or the executive committee.

 	SECTION 4.2. REMOVAL. Any officer may be removed by the Board of Directors whenever, in its judgment, the best interests of the Corporation would be served thereby.

 	SECTION 4.3. THE CHAIRMAN OF THE BOARD. The chairman of the Board, if any, shall preside at all meetings of stockholders and of the Board of Directors and shall have such other authority and perform such other duties as are prescribed by law, by these By-Laws and by the Board of Directors. The Board of Directors may designate the chairman of the Board as chief executive officer, in which case he shall have such authority and perform such duties as are prescribed by these By-Laws and the Board of Directors for the chief executive officer.

	SECTION 4.4. THE VICE-CHAIRMAN. The vice-chairman, if any, shall have such authority and perform such other duties as are prescribed by these By-Laws and by the Board of Directors. In the absence or inability to act of the chairman of the Board and the president, he shall preside at the meetings of the stockholders and of the Board of Directors and shall have and exercise all of the powers and duties of the chairman of the Board. The Board of Directors may designate the vice-chairman as chief executive officer, in which case he shall have such authority and perform such duties as are prescribed by these By-Laws and the Board of Directors for the chief executive officer.


 	SECTION 4.5. THE PRESIDENT. The president shall have such authority and perform such duties as are prescribed by law, by these By-Laws, by the Board of Directors and by the chief executive officer (if the president is not the chief executive officer). The president, if there is no chairman of the Board, or in the absence or the inability to act of the chairman of the Board, shall preside at all meetings of stockholders and of the Board of Directors. Unless the Board of Directors designates the chairman of the Board or the vice-chairman as chief executive officer, the president shall be the chief executive officer, in which case he shall have such authority and perform such duties as are prescribed by these By-Laws and the Board of Directors for the chief executive officer.

 	SECTION 4.6. THE CHIEF EXECUTIVE OFFICER. Unless the Board of Directors designates the chairman of the Board or the vice-chairman as chief executive officer, the president shall be the chief executive officer. The chief executive officer of the Corporation shall have, subject to the supervision and direction of the Board of Directors, general supervision of the business, property and affairs of the Corporation, including the power to appoint and discharge agents and employees, and the powers vested in him by the Board of Directors, by law or by these By-Laws or which usually attach or pertain to such office.

 SECTION 4.7. THE EXECUTIVE VICE-PRESIDENTS. In the absence of the chairman of the Board, if any, the president and the vice-chairman, if any, or in the event of their inability or refusal to act, the executive vice-president (or in the event there is more than one executive vice-president, the executive vice-presidents in the order designated, or in the absence of any designation, then in the order of their election) shall perform the duties of the chairman of the Board, of the president and of the vice-chairman, and when so acting, shall have all the powers of and be subject to all the restrictions upon the chairman of the Board, the president and the vice-chairman. Any executive vice-president may sign, with the secretary or an authorized assistant secretary, Articles for stock of the Corporation and shall perform such other duties as from time to time may be assigned to him by the chairman of the Board, the president, the vice-chairman, the Board of Directors or these By-Laws.

 SECTION 4.8. THE VICE-PRESIDENTS. The vice-presidents, if any, shall perform such duties as may be assigned to them from time to time by the chairman of the Board, the president, the vice-chairman, the Board of Directors, or these By-Laws.

 SECTION 4.9. THE TREASURER. Subject to the direction of chief executive officer and the Board of Directors, the treasurer shall have charge and custody of all the funds and securities of the Corporation; when necessary or proper he shall endorse for collection, or cause to be endorsed, on behalf of the Corporation, checks, notes and other obligations, and shall cause the deposit of the same to the credit of the Corporation in such bank or banks or depositary as the Board of Directors may designate or as the Board of Directors by resolution may authorize; he shall sign all receipts and vouchers for payments made to the Corporation other than routine receipts and vouchers, the signing of which he may delegate; he shall sign all checks made by the Corporation (provided, however, that the Board of Directors may authorize and prescribe by resolution the manner in which checks drawn on banks or depositories shall be signed, including the use of facsimile signatures, and the manner in which officers, agents or employees shall be authorized to sign); unless otherwise provided by resolution of the Board of Directors, he shall sign with an officer-director all bills of exchange and promissory notes of the Corporation; whenever required by the Board of Directors, he shall render a statement of his cash account; he shall enter regularly full and accurate account of the Corporation in books of the Corporation to be kept by him for that purpose; he shall, at all reasonable times, exhibit his books and accounts to any director of the Corporation upon application at his office during business hours; and he shall perform all acts incident to the position of treasurer. If required by the Board of Directors, the treasurer shall give a bond for the faithful discharge of his duties in such sum and with such sure ties as the Board of Directors may require.

SECTION 4.10. THE SECRETARY. The secretary shall keep the minutes of all meetings of the Board of Directors, the minutes of all meetings of the stockholders and (unless otherwise directed by the Board of Directors) the minutes of all committees, in books provided for that purpose; he shall attend to the giving and serving of all notices of the Corporation; he may sign with an officer-director or any other duly authorized person, in the name of the Corporation, all contracts authorized by the Board of Directors or by the executive committee, and, when so ordered by the Board of Directors or the executive committee, he shall affix the seal of the Corporation thereto; he may sign with the president or an executive vice-president all Articles of shares of the capital stock; he shall have charge of the Articles books, transfer books and stock ledgers, and such other books and papers as the Board of Directors or the executive committee may direct, all of which shall, at all reasonable times, be open to the examination of any director, upon application at the secretary's office during business hours; and he shall in general perform all the duties incident to the office of the secretary, subject to the control of the chief executive officer and the Board of Directors.

 SECTION 4.11. THE CONTROLLER. The controller shall be the chief accounting officer of the Corporation. Subject to the supervision of the Board of Directors, the chief executive officer and the treasurer, the controller shall provide for and maintain adequate records of all assets, liabilities and transactions of the Corporation, shall see that accurate audits of the Corporation's affairs are currently and adequately made and shall perform such other duties as from time to time may be assigned to him.

 SECTION 4.12. THE ASSISTANT TREASURERS AND ASSISTANT SECRETARIES. The assistant treasurers shall respectively, if required by the Board of Directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors may determine. The assistant secretaries as thereunto authorized by the Board of Directors may sign with the chairman of the Board, the president, the vice-chairman or an executive vice-president, Articles for stock of the Corporation, the issue of which shall have been authorized by a resolution of the Board of Directors. The assistant treasurers and assistant secretaries, in general, shall perform such duties as shall be assigned to them by the treasurer or the secretary, respectively, or chief executive officer, the Board of Directors, or these By-Laws.

 	SECTION 4.13. SALARIES. The salaries of the officers shall be fixed from time to time by the Board of Directors, and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.

 	SECTION 4.14. VOTING UPON STOCKS. Unless otherwise ordered by the Board of Directors or by the executive committee, any officer, director or any person or persons appointed in writing by any of them, shall have full power and authority in behalf of the Corporation to attend and to act and to vote at any meetings of stockholders of any corporation in which the Corporation may hold stock, and at any such meeting shall possess and may exercise any and all the rights and powers incident to the ownership of such stock, and which, as the owner thereof, the Corporation might have possessed and exercised if present. The Board of Directors may confer like powers upon any other person or persons.


                              ARTICLE V

                         Contracts and Loans

 	SECTION 5.1. CONTRACTS. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

 	SECTION 5.2. LOANS. No loans shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors.
Such authority may be general or confined to specific instances.


                             ARTICLE VI

              Articles for Stock and Their Transfer

 SECTION 6.1. ARTICLESS FOR STOCK. Articles representing stock of the Corporation shall be in such form as may be determined by the Board of Directors. Such Articles shall be signed by the chairman of the Board, the president, the vice-chairman or an executive vice-president and/or by the secretary or an authorized assistant secretary and shall be sealed with the seal of the Corporation. The seal may be a facsimile. If a stock Articles is countersigned (i) by a transfer agent other than the Corporation or its employee, or (ii) by a registrar other than the Corporation or its employee, any other signature on the Articles may be a facsimile. In the event that any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a Articles shall have ceased to be such officer, transfer agent, or registrar before such Articles is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue. All Articles for stock shall be consecutively numbered or otherwise identified. The name of the person to whom the shares of stock represented thereby are issued, with the number of shares of stock and date of issue, shall be entered on the books of the Corporation. All Articles surrendered to the Corporation for transfer shall be canceled and no new Articles shall be issued until the former Articles for a like number of shares of stock shall have been surrendered and canceled, except that, in the event of a lost, destroyed or mutilated Articles, a new one may be issued therefore upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

 	SECTION 6.2. TRANSFERS OF STOCK. Transfers of stock of the Corporation shall be made only on the books of the Corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the secretary of the Corporation, and on surrender for cancellation of the Articles for such stock. The person in whose name stock stands on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.


                             ARTICLE VII

                             Calendar Year

 SECTION 7.1. CALENDAR YEAR. The Calendar year of the Corporation shall begin on the first day of August in each year and end on the last day of July in each year.


                             ARTICLE VIII

                                 Seal


 SECTION 8.1. SEAL. The Board of Directors shall approve a corporate seal which shall be in the form of a circle and shall have inscribed thereon the name of the Corporation.


                              ARTICLE IX

			Waiver of Notice

 SECTION 9.1. WAIVER OF NOTICE. Whenever any notice is required to be given under the provisions of these By-Laws or under the provisions of the Articles of Incorporation or under the provisions of the corporation law of the state of incorporation, waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Attendance of any person at a meeting for which any notice is required to be given under the provisions of these By-Laws, the Articles of Incorporation or the corporation law of the state of incorporation shall constitute a waiver of notice of such meeting except when the person attends for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.


                              ARTICLE X

                              Amendments

    	SECTION 10.1. AMENDMENTS. These By-Laws may be altered, amended or repealed and new By-Laws may be adopted at any meeting of the Board of Directors of the Corporation by the affirmative vote of a majority of the members of the Board, or by the affirmative vote of a majority of the outstanding capital stock of the Corporation (assessed upon the basis of votes and not on the basis of number of shares) entitled to vote generally in the election of directors, voting together as a single class.


                               ARTICLE XI

                            Indemnification

    	SECTION 11.1.  INDEMNIFICATION.  The Corporation shall
   indemnify its officers, directors, employees and agents to the fullest extent permitted by the General Corporation Law of Nevada, as amended from time to time.



                                 [END]

   EXHIBIT 3.4


         AGREEMENT between VACX CAPITAL CORPORATION ("VACX") and
   VALCAPX ACQUISITION CORPORATION (the "Company").

          WHEREAS The Company is a development stage company that has no specific business plan and intends to merge, acquire or otherwise combine with an unidentified company
   (the "Business Combination");

          WHEREAS VACX is a shareholder of the Company and desires that the Company locate a suitable target company for a Business Combination;

          WHEREAS the Company desires that VACX assist it in locating a suitable target company for a Business Combination;

          NOW THEREFORE, it is agreed:

           1.00  ACTIONS BY VACX.  VACX agrees to assist in:

          1.01 The preparation and filing with the Securities and Exchange Commission of a registration statement on Form
   10-SB for the common stock of the Company;

          1.02 The location and review of potential target companies for a business combination and the introduction of potential candidates to the Company;

          1.03 The preparation and filing with the Securities and Exchange Commission of all required filings under the Securities Exchange Act of 1934 until the Company enters into a business combination;

          2.00   PAYMENT OF THE COMPANY EXPENSES.  VACX agrees to

   pay on behalf of the Company all corporate, organizational and other costs incurred or accrued by the Company until effectiveness of a business combination. VACX understands and agrees that it will not be reimbursed for any payments made by it on behalf of the Company.

          3.00   INDEPENDENT CONSULTANT.   VACX is not now, and
   shall not be, authorized to enter into any agreements, contracts or understandings on behalf of the Company and VACX is not, and shall not be deemed to be, an agent of the Company.

          4.00   USE OF OTHER CONSULTANTS. The Company
   understands and agrees that VACX intends to work with consultants, brokers, bankers, or others to assist it in locating business entities suitable for a business combination and that VACX may share with such consultants or others, in its sole discretion, all or any portion of its stock in the Company and may make payments to such consultants from its own resources for their services. The Company shall have no responsibility for all or any portion of such payments.

          5.00 VACX EXPENSES. VACX will bear its own expenses incurred in regard to its actions under this agreement.

          6.00 ARBITRATION. The parties hereby agree that any and all claims (except only for requests for injunctive or other equitable relief) whether existing now, in the past or in the future as to which the parties or any affiliates may be adverse parties, and whether arising out of this agreement or from any other cause, will be resolved by arbitration before the American Arbitration Association within the District of Columbia.

          7.00 COVENANT OF FURTHER ASSURANCES. The parties agree to take any further actions and to execute any further documents which may from time to time be necessary or appropriate to carry out the purposes of this agreement.

          8.00   EFFECTIVE DATE.   The effective date of this
    agreement is as of June 28, 2001.

          IN WITNESS WHEREOF, the parties have approved and executed this agreement.


   VACX CAPITAL CORPORATION


   _____________________________________
   President


   VALCAPX ACQUISITION CORPORATION



   __________________________________
   President

   EXHIBIT 10.2

VACX CAPITAL CORPORATION

C/O Mark H. Rhynes
555 West 5th Street Floor 31
Los Angeles, California  90013


   ValCapX Acquisition Corporation
   1522 West Manchester Ave.
   Los Angeles, CA  90047

   Re:   Shareholder Agreement with ValCapX Acquisition Corporation

   Gentlemen:

   In consideration of the sale of the shares of Common Stock of ValCapX Acquisition Corporation (the "Company") to the undersigned (the "Holder"), the Holder hereby represents, warrants, covenants and agrees, for the benefit of the Company and any holders of record (the "third party beneficiaries") of the Company's outstanding securities, including the Company's Common Stock, $.0001 par value (the "Stock") at the date hereof, excluding stock gifted prior to agreement date, and during the pendency of this letter agreement, that the Holder will not transfer, sell, contract to sell, devise, gift, assign, pledge hypothecate, distribute or grant any option to purchase or otherwise dispose of, directly or indirectly, its shares of Stock of the Company owned beneficially or otherwise by the Holder except in connection with or following completion of a merger, acquisition or other transaction of or by the Company meeting the definition of a business combination as defined in the Company's registration statement on Form 10-SB or otherwise complying with the purposes of the Company as set out in the registration statement.

          Any attempted sale, transfer or other disposition in violation of this letter agreement shall be null and void.

   The Holder further agrees that the Company (i) may instruct its transfer agent not to transfer such securities (ii) may provide a copy of this letter agreement to the Company's transfer agent for the purpose of instructing the Company's transfer agent to place a legend on the Articles(s) evidencing the securities subject hereto and disclosing that any transfer, sale, contract for sale, devise, gift, assignment, pledge or hypothecation of such securities is subject to the terms of this letter agreement and (iii) may issue stop-transfer instructions to its transfer agent for the period contemplated by this letter agreement for such securities.

   This letter agreement shall be binding upon the Holder, its agents, heirs, successors, assigns and beneficiaries.

   Any waiver by the Company of any of the terms and conditions of this letter agreement in any instance shall be in writing and shall be duly executed by the Company and the Holder and shall not be deemed or construed to be a waiver of such term or condition for the future, or of any subsequent breach thereof.

          Agreed and accepted this 28th day of JUNE, 2001.


                        THE HOLDER


                                 By: _____________________________
                                      President



           CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

We hereby consent to the use in this Registration Statement on Form 10-KSB of our report dated December 2, 2004 relating to the financial statements of Valcapx Acquisition Corporation as of June
30,2004,2003,and 2002.

     No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     VALCAPX ACQUISITION CORP.


                                     By: /s/ Mark H. Rhynes
                                     ----------------------------------
                                     Mark H. Rhynes
                                     President, Chief Executive Officer
                                     Treasurer and Director

                                        Date: December 3, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                                 Date
---------         -----                                 ----

/s/ Mark H. Rhynes    President, Chief Executive       December 3, 2004
--------------        Officer, Treasurer and Director
    Mark H. Rhynes