Form 10-Q
period 2001-12-31
VALCAPX ACQUISITION CORP
filed 2004-12-15
CIK 1142056

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                      FORM 10-QSB
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,2001
                    VALCAPX ACQUISITION CORP.
           (Name of Small Business Issuer in its charter)

   NEVADA 	                000-33121	          95-4864172
  (State of Incorporation)   (Commission File No.)  (IRS Employer I.D.)

      1522 West Manchester Avenue Los Angeles, California 90047
       (Address of principal executive offices and zip code)

       1522 West Manchester Avenue Los Angeles, California 90047
     (Former address of principal executive offices and zip code)

                          (323) 759-3920
       Registrant's telephone number, including area code:

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

  As of December 31, 2001, the Registrant has 4,630,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   VALCAPX ACQUISITION CORP.
              (A DEVELOPMENT STAGE CORPORATION)
                    TABLE OF CONTENTS
                    DECEMBER 31, 2001

Financial Statements:						Page(s)
								-------
	Balance Sheets (unaudited)  				   1

	Statement of Operations (unaudited)			   2

	Statement of Cash Flows (unaudited			   3

	Management Discussion					   4


                   VALCAPX Acquisition Corp.
             (A Development Stage Corporation)
                  Balance Sheets (Unaudited)
                    December 31, 2001

                              ASSETS
                             --------
                                   December 31, December 31,
					2001		2000
                                  -------------- --------------
CURRENT ASSETS
     Cash
	Total Current Assets 		$	-	$       -
               			    =============  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
   					$	-	$	-
				    =============   =============

STOCKHOLDERS' EQUITY
Common Stock authorized is 25,000,000       463	        -
shares at $0.0001 par value.
Issued and Outstanding, 4,630,000
Respectively.

Accumulated deficit			    (463)	      (  )
				    =============   ==============



TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY              $           -    $          -
                                  ==============  ==============


See accompanying accountant's compilation report.

                  VALCAPX Acquisition Corp.
             (A Development Stage Corporation)
           Statements of Operations (Unaudited)
         For Three Months Ending December 31,2001


                                   December 31, December 31,
					2001		2000
                                  -------------- --------------
REVENUE				        $      -      $      -

EXPENSES
   Amortization
   Legal fees
   Professional				        -            -
               			    =============  ==============
Income from Operation
Other Income and Expenses			-	      -

Income (Loss)before Income Tax    =============  ===============

Provision for Income Tax               $             $
                                  =============  ===============

Net Income (Loss)                 =============  ================

Per share information: Weighted     4,630,000
Average number of common shares   =============  ================
Outstanding-basic and fully diluted

(Loss) per share-basic and fully Diluted




See accompanying accountant's compilation report.

                         VALCAPX Acquisition Corp.
                    (A Development Stage Corporation)
                  Statements of Cash Flows (Unaudited)
                   For Three Months Ended December 31, 2001


                                   December 31, December 31,
					2001		2000
                                  -------------- --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
     Net Loss                         $	-	$       -
Adjustments to reconcile net
Income to net cash provided by
Operating activities

     Amortization expense	               -              -
     Legal Fees                               -              -
     Net cash provided investing
     Capital                                  -              -
                                 --------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
CASH FLOWS FROM FINANCING ACTIVITES
Net increase in cash and cash equi.
CASH AND CASH EQUIVALENT, BEGINNING
CASH AND CASH EQUIVALENT, ENDING      $              $
                                 =============== ================


Supplemental Information:
During the period from June 18, 2001 to December 31, 2001, the Company paid no cash for interest or income taxes

See accompanying accountant's compilation report.

ITEM 1.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion is based on an analysis of the financial statements for the six months ended December 31, 2001.
A comparison is made to the corresponding financial period of the prior year. The Company became a reporting entity in October 2001, and had limited operation in 2001.

FORWARD-LOOKING STATEMENTS

The discussion in this Report on Form 10-QSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business,based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates" and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein below under "Risk Factors That May Affect
Future Results of Operations" as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations should also be read in conjunction with the financial statements and related notes. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PAST AND FUTURE FINANCIAL CONDITION

The Company is in the development stage. It has had no significant business activity since inception. The Company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation. The Company has no assets or liabilities as of December 31, 2001.

RESULTS OF OPERATIONS

The Company had no revenues or expenses for the three months ended December 31, 2001.

LIQUIDITY

The Company has no capital with which to acquire a business opportunity. Management does not foresee, however, the Company incurring any significant expenses during the next twelve months. Management expects to incur small loans to provide the money necessary for operational expenses. The owners of the business opportunities may, however, incur significant legal and accounting costs in connection with acquisition of a publicly registered company, including the costs of preparing Forms 8-K, 10-K or 10-KSB, agreements and related reports and documents.

ITEM 2. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK The Company does not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. The Company does not believe that it has any other relevant market risk with respect to the categories intended to be discussed in this item of this Report.

ITEM 3.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of December 31, 2001, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange
Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.
None
Item 2.   Changes in Securities
None
Item 3.   Default Upon Senior Securities
None
Item 4.   Submission of matters To a Vote of Security Holders
None
ITEM 5. OTHER INFORMATION.

The Company remains inactive. There have been no other corporate changes for the period ended December 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
REPORTS ON FORM 8-K.

There were no Forms 8-K filed, and none were required to be filed, for the period ended December 31, 2001.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VALCAPX ACQUISITION CORP.
Date:  December 12, 2004                      By: /s/ Mark H. Rhynes
                             Mark H. Rhynes, Chief Executive Officer,
                             Chief Financial Officer, and Director