Form 10-Q
period 2002-03-31
VALCAPX ACQUISITION CORP
filed 2004-12-15
CIK 1142056

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                      FORM 10-QSB
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE THREE AND NINE MONTHS ENDED MARCH 31,2002
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

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

  As of March 31, 2002, the Registrant has 4,630,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   VALCAPX ACQUISITION CORP.
              (A DEVELOPMENT STAGE CORPORATION)
                    TABLE OF CONTENTS
                    March 31, 2002

Financial Statements:						Page(s)
								-------
	Balance Sheets (unaudited)  				   1

	Statement of Operations (unaudited)			   2

	Statement of Cash Flows (unaudited			   3

	Management Discussion					   4


                   VALCAPX Acquisition Corp.
             (A Development Stage Corporation)
                  Balance Sheets (Unaudited)
                    As Of March 31, 2002

                              ASSETS
                             --------
                                  		 March 31,
						      2002
                                 	     --------------
CURRENT ASSETS
     Cash
	Total Current Assets 			$	-
               			    		=============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
   Loan from shareholder	  		$         700
				    		 =============

STOCKHOLDERS' EQUITY
Common Stock authorized is 25,000,000   $  463	        -
shares at $0.0001 par value.
Issued and Outstanding, 4,630,000
Respectively.

Accumulated deficit			 (1,163)          (700)
				    =============   ==============



TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         	    $          -
                                  		    ==============


                      See accompanying accountant's compilation report.

                                 VALCAPX Acquisition Corp.
                           (A Development Stage Corporation)
                           Statements of Operations (Unaudited)
                       For Three and Nine Months Ended March 31,2002

	     		Three Months Ended	Nine Months Ended   Inception
			  March 31		   March 31        (June 18,
                          --------                ---------         2001)to

                       2001	2002         2001   2002        March 31, 2002
                      ------   ------       ------ ------      ----------------


REVENUE	             $    -   $     -	   $    -  $	-        $         -

EXPENSES
   Amortization		  -         -           -       -                  8
   Legal fees             -         -           -       455              455
   Professional	          -	    700         -       700              700
                    --------- ----------  --------- --------- -----------------

Income from Operation     -        (700)        -    (1,155)          (1,163)

Other Income and Expenses -         -           -       -                  -
                    --------- ---------   --------- --------  ----------------
Income (Loss)before       -        (700)        -    (1,155)          (1,163)
Income Tax
                    --------  ---------   --------- --------  ----------------

Provision for             -         -           -       -                  -
Income Tax         ---------  ---------   --------- -------- -----------------

Net Income (Loss)   $     -    $   (700)   $    -  $ (1,155)     $    (1,163)
                   =========  ==========  ========== ======== ================


Per share information: Weighted
Average number of common shares
Outstanding-basic and fully diluted
                          -   4,630,000         -    4,630,000      4,630,000
                   =========  ==========  ========== ========== ==============

(Loss) per share    $     -   $     -      $    -   $      -        $       -
                   =========  ==========  ========== ========== ==============



                    See accompanying accountant's compilation report.

                         VALCAPX Acquisition Corp.
                    (A Development Stage Corporation)
                  Statements of Cash Flows (Unaudited)
                   For Three And Nine Months Ended March 31, 2002


	     		Three Months Ended	Nine Months Ended   Inception
			  March 31		   March 31        (June 18,
                          --------                ---------         2001)to

                       2001	2002         2001   2002        March 31, 2002
                      ------   ------       ------ ------      ----------------


Cash flows from operating
activities:
   Net income(loss)  $    -  $     (700)    $   -  $ (1,155)     $    (1,163)
   Adjustment to reconcile
   net income to net cash
     provided by operating
     activities:
       Amortization Exp.  -         -           -       -                  8
       Legal fees         -         -           -       455              455
                   --------- ----------  --------- ---------- ---------------
         Net cash flow    -        (700)        -      (700)            (700)

Cash flows from investing
activities:
   Organization cost      -         -           -       -               (463)
                  ---------- ----------  --------- ---------  ---------------
         Net cash used    -         -           -       -               (463)

Cash flows from financing
activities:
    Cash provided by
    shareholders          -         -           -       -                463
    Cash paid for
    expenses by
    shareholders          -         700         -       700              700
                  ----------  ---------- ----------  -------- ---------------
        Net cash used     -         700         -       700            1,163

Net change in cash and
cash equivalent           -         -           -                        -

Cash and cash equivalents
Beginning		  -         -           -                        -
                   --------- ----------  --------- --------- -----------------
Cash and cash equivalents
ending           $        -  $      -   $      -    $    -      $        -
                 =========== ========== ========== ========= =================


   Supplemental Information:
   During the period from June 18, 2001 to March 31, 2002, the Company paid no cash for interest or income taxes

See accompanying accountant's compilation report.

ITEM 1.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion is based on an analysis of the financial statements for the six months ended March 31, 2002.

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

PAST AND FUTURE FINANCIAL CONDITION

The Company is in the development stage. It has had no significant business activity since inception. The Company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation. The Company has no assets or liabilities as of March 31, 2002.

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

ITEM 1. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK The Company does not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. The Company does not believe that it has any other relevant market risk with respect to the categories intended to be discussed in this item of this Report.

ITEM 2.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of Marc 31, 2002, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange
Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings.
None
Item 2.   Changes in Securities
None
Item 3.   Default Upon Senior Securities
None
Item 4.   Submission of matters To a Vote of Security Holders
None
ITEM 5. OTHER INFORMATION.

The Company remains inactive. There have been no other corporate changes for the period ended March 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
REPORTS ON FORM 8-K.

There were no Forms 8-K filed, and none were required to be filed, for the period ended March 31, 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VALCAPX ACQUISITION CORP.
Date:  December 15, 2004                      By: /s/ Mark H. Rhynes
                             Mark H. Rhynes, Chief Executive Officer,
                             Chief Financial Officer, and Director