Form 10-Q
period 2004-09-30
VALCAPX ACQUISITION CORP
filed 2004-12-20
CIK 1142056

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549
                      FORM 10-QSB
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE THREE MONTHS ENDED September 30,2004
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

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

  As of September 30, 2004, the Registrant has 4,630,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes [ ] No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   VALCAPX ACQUISITION CORP.
              (A DEVELOPMENT STAGE CORPORATION)
                    TABLE OF CONTENTS
                    September 30, 2004

Financial Statements:						Page(s)
								-------
	Balance Sheets (unaudited)  				   1

	Statement of Operations (unaudited)			   2

	Statement of Cash Flows (unaudited			   3

	Management Discussion					   4


                   VALCAPX Acquisition Corp.
             (A Development Stage Corporation)
                  Balance Sheets (Unaudited)
                    As Of September 30, 2004

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

                                 VALCAPX Acquisition Corp.
                           (A Development Stage Corporation)
                           Statements of Operations (Unaudited)
                       For Three  Months Ended September 30,2004

	     		Three Months Ended	   Inception
			  September 30		          (June 18,
                          --------                        2001)to

                       2003	2004             September 30, 2004
                      ------   ------            ----------------


REVENUE	             $    -   $     -	         $                -

EXPENSES
   Amortization		  -         -                             8
   Legal fees             -         -                           455
   Professional	          -	    -                    	700
                    --------- ----------          -----------------
 			  -         -       	             (1,163)

Other Income and Expenses -         -                            -
                    --------- ---------            ----------------
Income (Loss)before       -         -                        (1,163)
Income Tax
                    --------  ---------             ----------------

Provision for             -         -                            -
Income Tax         ---------  ---------            -----------------

Net Income (Loss)   $     -  $      -                   $    (1,163)
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

                         VALCAPX Acquisition Corp.
                    (A Development Stage Corporation)
                  Statements of Cash Flows (Unaudited)
              For Three  Months Ended September 30, 2004


	     		Three Months Ended	     Inception
			  September 30		     (June 18,
                          -------------               2001)to

                       2003	   2004          September 30, 2004
                      ------   	  ------         ----------------


Cash flows from operating
activities:
   Net income(loss)  $    -  $       -          $    (1,163)
   Adjustment to reconcile
   net income to net cash
     provided by operating
     activities:
       Amortization Exp.  -          -                    8
       Legal fees         -          -                  455
                       ---------    ----------   ---------------
         Net cash flow    -          -                 (700)

Cash flows from investing
activities:
   Organization cost      -          -                 (463)
                  ----------       ----------    ---------------
         Net cash used    -          -                 (463)

Cash flows from financing
activities:
    Cash provided by
    shareholders          -           -                  463
    Cash paid for
    expenses by
    shareholders          -           -                  700
                  ----------      ----------     ---------------
        Net cash used     -           -                1,163

Net change in cash and
cash equivalent           -           -                    -

Cash and cash equivalents
Beginning		  -           -                    -
                   ---------      ----------  -----------------
Cash and cash equivalents
ending           $        -  $        -         $        -
                 ===========     ========== =================


   Supplemental Information:
   During the period from June 18, 2001 to September 30, 2004, the Company paid no cash for interest or income taxes

See accompanying accountant's compilation report.

ITEM 1.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion is based on an analysis of the financial statements for the periode ended September 30, 2004.

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

PAST AND FUTURE FINANCIAL CONDITION

The Company is in the development stage. It has had no significant business activity since inception. The Company's purpose is to seek, investigate, and if such investigation warrants, acquire an interest in business opportunities presented to it by persons or entities who seek the perceived advantages of an Exchange Act registered corporation. The Company has no assets or liabilities as of September 30, 2004.

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

The Company remains inactive. There have been no other corporate changes for the period ended September 30, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
REPORTS ON FORM 8-K.

There were no Forms 8-K filed, and none were required to be filed, for the period ended September 30, 2004.

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