Form 10KSB/A
period 2004-06-30
VALCAPX ACQUISITION CORP
filed 2005-03-01
CIK 1142056

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
				   AMENDED

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


/s/ Choi, Dow, Ian, Hong & Lee, CPA's
Choi, Dow, Ian, Hong & Lee, CPA's
Certified Public Accountants

Los Angeles, California
December 2, 2004

                           VALCAPX Acquisition Corp.
                        (A Development Stage Company)
                                Balance Sheet
                        As Of June 30, 2004,2003,2002
                                 (Unaudited)

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

                         VALCAPX Acquisition Corp.
                       (A Development Stage Company)
                         Statements of Operations
             For the Years Ended June 30, 2004,2003,2002
      the Period From Inception (June 18,2002) to June 30, 2004
                               (Unaudited)

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

                         VALCAPX Acquisition Corp.
                       (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity
           For the Years Ended June 30,2004,2003, AND 2002, AND
       The period From June 18,2001(Date of Inception) to June 30,2004
                                (Unaudited)

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

                           VALCAPX Acquisition Corp.
                         (A Development Stage Company)
                           Statements of Cash Flows
               For the Years Ended December 30, 2004,2003,AND 2002,AND the period From June 18,2001 (Date of Inception) To June 30,2004
                               (Unaudited)

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

                            VALCAPX Acquisition Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the years ended June 30,2004,2003,and 2002 and the cumulative period From June 18,2001 (date of incorporation) to June 30,2004
                                 (Unaudited)
NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

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


                            VALCAPX Acquisition Corp.
                          (A Development Stage Company)
                          Notes to Financial Statements
      For the years ended June 30,2004,2003,and 2002 and the cumulative period From June 18,2001 (date of incorporation) to June 30,2004
                                   (Continued)
                                   (Unaudited)

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